Form 10-Q
period 2012-11-30
JuQun,Inc.
filed 2013-01-15
CIK 1559845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2012

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54823

JuQun, Inc.

Formerly TTI Industries, Incorporated (Exact name of registrant as specified in its charter)

Nevada	75-1939021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Donald G. Davis, Esq.
Law Offices of Davis & Associates
PO Box 12009	90295
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 400-2007

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2012, the issuer had 68,825,188 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUQUN, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2012

JUQUN, INC.
BALANCE SHEET

Assets:	November 30,	August 31,
Current Assets	2012	2012
Cash	$ 389,117	$ -
Accounts Receivable	-	-
Total Current Assets	389,117	-

Total Assets	$ 389,117	$ -

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$ 20,148	$ -
Loan Payable - Related Party	500,000	175,000
Total Current Liabilities	520,148	175,000

Total Liabilities	520,148	175,000

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000
shares, Issued 0 shares respectively	-	-
Common Stock par value $0.001 authorized 150,000,000
shares, Issued 68,825,188 and 30,531,972 shares, respectively	68,825	30,532
Additional Paid in Capital	4,804,208	4,664,501
Accumulated Deficit	(5,004,064)	(4,870,033)
Total Stockholders' Deficit	(131,031)	(175,000)

Total Liabilities and Stockholders' Deficit	$ 389,117	$ -

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF OPERATIONS

	For the Quarter Ended
	November 30,	November 30,
	2012	2011
Revenues	$ -	$ -
Costs of Services	-	-

Gross Margin	-	-

Operating Expenses:
Professional Fees	120,431	-
General and Administrative	7,682	3,000
Operating Expenses	128,113	3,000

Operating (Loss)	(128,113)	(3,000)

Gain (Loss) Before Other Expenses	(128,113)	(3,000)

Interest Expense	(5,918)	-

Net Income (Loss)	$ (134,031)	$(3,000)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	64,617,743	30,531,972

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 1, 2011 TO NOVEMBER 30, 2012

					Additional
	Preferred	Preferred	Common	Stock	Paid in	Accumulated
	Shares	Stock	Shares	Amount	Capital	Deficit	Total
Balance September 1, 2011	-	$ -	30,531,972	$ 30,532	$4,652,501	$(4,693,033)	$(10,000)
	-	-	-	-	-	-	-
Contributed Services - Officers	-	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	-	(177,000)	(177,000)
Balance August 31, 2012	-	-	30,531,972	30,532	4,664,501	(4,870,033)	(175,000)
Stock issued for Debt Reduction	-	-	38,293,216	38,293	136,707	-	175,000
Contributed Services – Officers	-	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	-	(134,031)	(177,000)
Balance November 30, 2012		$ -	68,825,188	$68,825	$4,804,208	$(5,004,064)	$(131,031)

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,	November 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(134,031)	$(3,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed Services – Officers	3,000	3,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Accounts Payable and Accrued Expenses	20,148	-
Net Cash (Used) in Operating Activities	(110,883)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan Payable - Related Parties	500,000	-

Net (Decrease) Increase in Cash	389,117	-
Cash at Beginning of Period	-	-
Cash at End of Period	$389,117	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Shares issued for Debt Reduction	$175,000	$0

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

In September 2012 Juqun, Inc. (the Company) was formed as a wholly owned subsidiary of TTI Industries , and then TTI Industries was merged into Juqun, with Juqun being the survivor. .. The acquisition was effectuated as a merger and treated as a merger for accounting purposes.

Prior to May 6, 1998,  TTI Industries, Incorporated  operated under the name of Environmental Plus, Inc., and was primarily in the business of construction and repair of industrial cooling towers, mostly in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or exchange of capital stock or other business combination with a domestic or foreign business. The Company is still devoting substantially all of its efforts on locating a business and it has not initiated principal operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company consolidates it accounts with its subsidiary TTI Industries. All intercompany transactions have been eliminated in consolidation.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of November 30, 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

 The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this update will have a material impact on its financial statements.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not early adopt this guidance and do not believe our adoption of the new guidance in 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements. In June 2009, the FASB issued guidance now codified as ASC 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre- codification standards.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,004,064 at November 30, 2012 and had a net loss of $134,031 and net cash used in operating activities of $110,083.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Loan from Majority Stockholder

At November 30, 2012 the Company repaid a loan of  175,000 from the Company’s majority stockholders, by issuing 38,293,216 shares of common stock. The price per share was calculated at $.00457, which was the result of the debt divided by the number of shares. As the Company has not established a market price for its stock no gain or loss on the extinguishment of this debt is recognized.

On September 19, 2012 the Company received a related party loan of $500,000, interest free and repayable upon demand. The Company has imputed interest of 6% on this loan and the liability is shown as part of accrued expenses with the expense recorded as interest on the statement of operations.

Fair value of services

The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $1,000 per month and $3,000 for the quarter ended November 30, 2012 and 2011.  These costs were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock.

There were no preferred shares issued and outstanding at November 30, 2012.

Common Stock

In September 2012 , as a result of the merger with Juqun, Inc. its wholly owned subsidiary, the Company increased its authorized Common stock to 150,000,000 and the par value of its Common stock changed ..001 per share. .. The merger also accomplished the forward split the stock on a 7 for 1 basis The financials have been adjusted for all periods presented to reflect this change.

At August 31, 2012 the Company had 30,531,972 issued and outstanding shares of common stock.

During the quarter ended November 30, 2012 the Company issued 38,293,216 shares for satisfaction of a debt of $175,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other no material subsequent events exist through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JuQun, Inc. (the “Company” or “JQ”), the successor upon a merger with TTI Industries, Incorporated, is a development stage company, and was incorporated under the laws of the State of Nevada on September 5, 2012.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or exchange of capital stock or other business combination with a domestic or foreign business. The Company is still devoting substantially all of its efforts on locating a business and it has not initiated principal operations.

The Company’s monthly burn rate is $14,000. For the audited year ended August 31, 2012 the Company has a net loss of approximately $177,000. To date management has been able to finance the initial phase of implementation of the Company’s business plan via loans from directors.

At October 31, 2012, we had approximately $400,000 in cash available as a result of the loans from our principle shareholders as referenced above. We estimate our monthly expenses moving forward will run approximately $14,000 per month, during which period we expect we will be identifying an operating business and negotiate and consummate an acquisition, and prepare and file a Form 8k disclosing the details of the acquisition, which we estimate to cost an additional $50,000. Our estimate of monthly expenses includes expenditures for office expense, accounting, legal, travel, and various filing fees, taxes and costs. The exact use of funds and the amount of expenditures are uncertain. If our estimates are correct, we should have sufficient cash on hand to cover these estimated expenses for approximately 2 years.

Operations Three Months Ended November 30, 2012 to 2011

Revenue

We had no revenue for the quarter ended November 30, 2012 and 2011.

Expenses:

For the quarter ended November 30, 2012 we incurred $128,113 in expenses compared to $3,000 in the prior years quarter. The increase was mainly due to professional fees we incurred for our form 10 and audits.

In 2012 we also incurred $5,918 in inputed interest on a related party loan.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations and needs to begin its business plan. There is no assurance that the Company can continue as a going concern.

Liquidity and Capital Resources

At November 30, 2012 the Company’s assets were $389,117 with liabilities of $520,148. The liabilities consisted of $500,000 related party loan and accounts payable of $20,148.

Cash flows used in operations was 110,883 and cash flows provided by financing was $500,000.

HISTORY

JuQun, Inc.

JuQun Inc., formerly TTI Industries, Incorporated. (“JQ”), was incorporated in the State of Nevada on September 5, 2012, by its predecessor, TTI Industries, Incorporated (“TTI"), as a wholly owned subsidiary of TTI.

On September 19, 2012, TTI was merged into JQ pursuant to a short form merger into JQ, its wholly owned subsidiary. The merger resulted in a successor corporation, JQ, which is the Registrant herein.

TTI Industries, Incorporated

TTI was incorporated in the State of Texas. Prior to May 6, 1998, TTI operated under the name, “Environmental Plus, Inc.", and conducted a business of construction and repair of industrial cooling towers mostly in Texas, Louisiana, and Arkansas, for electric utility companies. The Company incurred operating losses in the second half of the 1990’s, and in May of 1998, changed its name to TTI Industries, Incorporated and changed its trading symbol to TTIA. In 2000, the Company’s management formulated and initiated a new business plan for the production and sale of a series of pest control products for the home and garden, with an emphasis on products that were safe for children, pets and wildlife; environmentally friendly; priced at a low cost; and utilizing attractive animal-shaped designs. Sufficient capital could not be located to pursue this business plan, the business was unsuccessful, and in March of 2002 the Company filed a Chapter 11 Bankruptcy proceeding in Santa Clara, California. The Chapter 11 proceeding was converted to a Chapter 7 proceeding in December of 2002, and TTI was discharged from Bankruptcy on April 4, 2004

In January of 2009, caretaker management was brought into TTI to groom it as a public company which would seek to acquire an operating business. In June of 2012, the caretaker management of TTI was replaced by new management, which has continued as the management of JQ, the successor corporation as a result of the Merger.

New management loaned $175,000 in cash to TTI between June 1, 2011 and the close of its last fiscal year on August 31, 2012. No loan documents and no promissory note were generated to evidence this loan, and the loan was designated a non interest bearing loan. This loan was converted into 38,293,216 shares of TTI’s restricted common stock on September 4, 2012. The funds have been used to to settle outstanding debts and taxes, bring TTI current under Texas law, rehire the TTI’s transfer agent, hire outside accountants to prepare an audit of the TTI and the successor company, JQ, retain legal counsel, and provide working capital.

TTI was a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), and filed reports under the 34 Act through February of 2000. From May, 2000 though September of 2009, TTI was delinquent and failed to file reports under the 34 Act due to its business reversals and its lack of operations.

In September of 2009, the SEC issued an order under Section 12 (j)of the Securities Exchange Act of 1934 (the “34 Act”) against TTI. As a result, trading of TTI’s common stock was suspended pursuant to Section 12(k) of the 34 Act,and TTI’s registration of its common stock was revoked under the 34 Act. As a result TTI, which formerly traded on the Over The Counter Pink Sheets, ceased trading on the Pink Sheets, and TTI does not currently trade on any public market.

Merger of TTI Industries, Incorporated into JuQun, Inc.

On September 5, 2012, TTI organized a wholly owned subsidiary in Nevada, under the name, JuQun Inc. On September 19, pursuant to the terms of an Agreement and Plan of Merger with Wholly Owned Subsidiary, TTI as parent Texas corporation, merged itself into JuQun, Inc., its Nevada subsidiary, with JuQun, Inc., the former Nevada subsidiary, becoming the surviving corporation. JQ is therefor the registrant herein.

The purpose of the merger was to change the domicile of the TTI from Texas to Nevada, to increase its authorized capital stock from 100,000,000 shares to 150,000,000 shares, and to accomplish a one for seven reverse split of its outstanding common stock.

The Company chose Nevada because it is more convenient to the West Coast where the Company has advisors, and there is no Corporate State Income Tax. The Terms of the merger provided for the conversion of the outstanding Shares of Common Stock of TTI Industries, to be automatically converted upon consummation of the merger in to common shares of JuQun, on the basis of the conversion of each seven shares of TTI Industries Common stock into one Common share of JuQun common stock. The nominal common shares of Juqun outstanding immediately prior to the merger were automatically canceled and returned to treasury upon consummation of the merger. As a result, the merger effectively accomplished a one for seven reverse split of the formerly outstanding shares of TTI, without changing the ownership percentage of any shareholder.

Pursuant to the terms of this Merger, JuQun, Inc. (“JQ”), the officers and directors of TTI became the officers and directors of JQ, the 68,825,188 outstanding capital shares of TTI were automatically changed and converted into 9,832,170 common shares of JQ, and any and all taxes owed by TTI were assumed by JQ. As a result of the merger the Articles of Incorporation and Bylaws of JQ continued as the Articles of Incorporation and Bylaws of the combined entity.

On September 26, 2012, immediately after consummation of the merger, management arranged for the loan of $500,000 to JQ, to be used as working capital. This loan was made, but no loan documents and no promissory note were generated to evidence this loan, and the loan has been designated a non interest bearing loan.

The loan proceeds will be used primarily to fund continuing legal work of outside attorneys, continuing work of outside auditors, the costs of the Company's transfer agent, Nevada State costs and fees, and the travel expenses of the Company's CEO, Tom Chia, and perhaps his advisors, as Mr. Chia explores the acquisition of an operating business by the Company.

PLAN OF OPERATION

JuQun, Inc. (the “Company”, or JQ), the successor corporation to the merger, and the registrant herein, will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. Because the principle officers and controlling shareholders of the Company are located in China, it is anticipated, but cannot be assured, that the operating business ultimately to be acquired will be an operating business located in China.

Further, because our two controlling shareholders, Messrs Tom Chia and Paul Wong, who also service as the principle officers of the Company, have various existing business interests and relationships in China, it is very possible that the operating business to be acquired will be a business in which one or both of these individuals have an investment or interest or with whom they have an existing relationship. We plan to remain open to the prospect of an acquisition of an operating business in which one or both of these individuals are already involved.

As a result, the Board of Directors has declared as a policy that the Company may transact business with some of our officers, directors and affiliates, as well as with firms in which one or more of our officers, directors or affiliates have a material interest, and may consider the acquisition of an operating business in which one or more of them may already have some interest. In such event there will be a resulting conflict which will arise between the respective interests of the Company and the dual interests of such persons, or their related persons or entities. We believe that in such circumstances, transactions can be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

We are considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”

Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company, or may wish to joint venture with the Company or license the Company, rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities may ultimately be qualified for trading in the United States secondary markets. However, our securities do not currently trade in any public market, and there is no assurance that our securities will ever be qualified for trading in such markets.

The Company has not restricted its search for any specific kind of business, and it may acquire a business which is in its preliminary or development stage, a business which is already in operation, or a business in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged. Such a business may be motivated by the need for additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

A business combination with a target company may result in the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination or transaction, or, if we do enter into such a business combination or transaction, no assurances can be given as to the terms of a business combination or transaction, or as to the nature of the target operating business.

It is anticipated that the investigation of specific business acquisition and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to make the acquisition, the costs incurred in the investigation will not be recoverable.

Statements contained in this Form 10 registration statement, including statements regarding our search for and intended acquisition of an operating business, and our belief or current expectations with respect to our ability to negotiate and close on such an acquisition, are all forward-looking statements, and speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management Intends To Devote Only A Limited Amount Of Time To Seeking A Target Company Which May Adversely Impact Our Ability To Identify A Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Time And Cost Of Preparing A Private Company To Become A Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any Potential Acquisition Or Merger With A Foreign Company May Subject Us To Additional Risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There Is Currently No Trading Market For Our Common Stock.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

The Company Has Conducted No Market Research Or Identification Of Business Opportunities, Which May Affect Our Ability To Identify A Business To Merge With Or Acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because We May Seek To Complete A Business Combination Through A “Reverse Merger”, Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We Cannot Assure You That Following A Business Combination With An Operating Business, Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.

Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Richard Chiang, our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended  September 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  September  30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/10/2012
3.2	By-Laws		10		3.2	08/10/2012
4.1	Specimen Stock Certificate		10		4.1	08/10/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	*

* will file with forthcoming amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JuQun, Inc.

Dated: January 15, 2013

By: /s/ Tom Chia Tom Chia, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)