Form 10-Q/A
period 2012-11-30
JuQun,Inc.
filed 2013-02-11
CIK 1559845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2012

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54823

JuQun, Inc.

(Exact name of registrant as specified in its charter)

Formerly TTI Industries, Incorporated

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mining Safety Disclosures

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/10/2012
3.2	By-Laws		10		3.2	08/10/2012
4.1	Specimen Stock Certificate		10		4.1	08/10/2012
31	Amended Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Amended Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JuQun, Inc.

Dated: January 15, 2013

By: /s/ Tom Chia Tom Chia, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)