Form 10-Q
period 2013-02-28
JuQun,Inc.
filed 2013-04-22
CIK 1559845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 28, 2013, the issuer had 68,825,188 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUQUN, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2013

JUQUN, INC.
BALANCE SHEET

Assets:	February 28,	August 31,
Current Assets	2013	2012
Cash	$ 191,402	$ -
Accounts Receivable	-	-
Total Current Assets	191,402	-

Total Assets	$ 191,402	$ -

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$ 16,334	$ -
Loan Payable - Related Party	330,000	175,000
Total Current Liabilities	346,334	175,000

Total Liabilities	346,334	175,000

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000
shares, Issued 0 shares respectively	-	-
Common Stock par value $0.001 authorized 150,000,000
shares, Issued 68,825,188 and 30,531,972 shares, respectively	68,825	30,532
Additional Paid in Capital	4,807,208	4,664,501
Accumulated Deficit	(5,030,965)	(4,870,033)
Total Stockholders' Deficit	(154,932)	(175,000)

Total Liabilities and Stockholders' Deficit	$ 191,402	$ -

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2013	2012	2013	2012
Revenues	$ -	$ -	$ -	$ -
Costs of Services	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Professional Fees	17,194	-	137,625	-
Salaries	-	-	-	-
General and Administrative	3,789	3,000	11,471	6,000
Operating Expenses	20,983	3,000	149,096	6,000

Operating (Loss)	(20,983)	(3,000)	(149,096)	(6,000)

Gain (Loss) Before Other Expenses	(20,983)	(3,000)	(149,096)	(6,000)

Interest Expense	(5,918)	-	(11,836)	-

Net Income (Loss)	$ (26,901)	$ (3,000)	$ (160,932)	$ (6,000)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	68,825,188	30,531,972	66,880,783	30,531,972

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 1, 2011 TO FEBRUARY 28, 2013

					Additional
	Preferred	Preferred	Common	Stock	Paid in	Accumulated
	Shares	Stock	Shares	Amount	Capital	Deficit	Total
Balance September 1, 2011	-	$ -	30,531,972	$ 30,532	$4,652,501	$(4,693,033)	$(10,000)

Contributed Services - Officers	-	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	-	(177,000)	(177,000)
Balance August 31, 2012	-	-	30,531,972	30,532	4,664,501	(4,870,033)	(175,000)
Stock issued for Debt Reduction			38,293,216	38,293	136,707		175,000
Contributed Services – Officers	-	-	-	-	6,000	-	6,000
Net loss for the period	-	-	-	-	-	(160,932)	(160,932)
Balance February 28, 2013		$ -	68,825,188	$68,825	$4,807,208	$(5,030,965)	(154,932)

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,	February 28,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(160,932)	$(6,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	-	-
Contributed Services – Officers	6,000	6,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Inventory	-	-
Increase in Accounts Payable and Accrued Expenses	16,334	-
Net Cash (Used) in Operating Activities	(138,598)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Loan Payable - Related Parties	(170,000)	-
Proceeds from Loan Payable - Related Parties	500,000	-
Net Cash Provided by Financing Activities	330,000	-

Net (Decrease) Increase in Cash	191,402	-
Cash at Beginning of Period	-	-
Cash at End of Period	$191,402	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Shares issued for Debt Reduction	$175,000	$0

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

In September 2012 Juqun, Inc. (the Company) was formed and acquired TTI Industries making TTI a wholly owned subsidiary. The acquisition was effectuated by a exchange of stock and treated as a merger for accounting purposes,

Prior to May 6, 1998,  TTI Industries, Incorporated  operated under the name of Environmental Plus, Inc., and was primarily in the business of construction and repair of industrial cooling towers, mostly in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,030,965 at February 28, 2013 and had a net loss of $160,932 and net cash used in operating activities of $138,598.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loan from Majority Stockholder

At November 30, 2012 the Company repaid a loan of $175,000 from the Company’s majority stockholders, by issuing 38,293,216 shares of common stock. The price per share was calculated at $.00457, which was the result of the debt divided by the number of shares. As the Company has not established a market price for its stock no gain or loss on the extinguishment of this debt is recognized.

On September 19, 2012 the Company received a related party loan of $500,000 due upon demand. The Company has imputed interest of 6% on this loan and the liability is shown as part of accrued expenses with the expense recorded as interest on the statement of operations. At February 28, 2013 the Company had an accrued interest balance of $11,836.

Fair value of services

The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $1,000 per month and $6,000 for the six months ended February 28, 2013and 2012.  These costs were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock.

There were no preferred shares issued and outstanding at August 31, 2012.

Common Stock

In September 2012 the Company changed its authorized stock to 150,000,000 and its par value to .001 per share. The financials have been adjusted for all periods presented to reflect this change.

At August 31, 2012 the Company had 30,531,972 issued and outstanding shares of common stock.

During the quarter ended November 30, 2012 the Company issued 38,293,216 shares for satisfaction of a debt of $175,000.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In accordance with the Internal Revenue Code, the availability to carry forward net operating losses incurred prior to 1987 may be limited due to significant changes in ownership. Prior management of the Company believed that the majority of the Company’s net operating losses would begin to expire in 2006. Current management of the Company has decided not to record the net operating losses prior to September 1, 2010 due to the uncertainty of the availability to utilize those net operating losses.

Net deferred tax assets consist of the following components as of August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$63,500	$ -

Less valuation allowance	(63,500)	-

Deferred tax assets, net of valuation allowance	$-	$ - -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2012 and 2011 due to the following:

	2012	2011

Book Income	$ (177,000)	$ -
Non deductible expenses	12,000
Valuation allowance	165,000	-
	$ -	$ -

At August 31, 2012, the Company had net operating loss carryforwards of approximately $63,500 that may be offset against future taxable income from the year 2013 to 2032. No tax benefit has been reported as of August 31, 2012.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

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

Operations Three and Six Months Ended February 28, 2013 to 2012

Revenue

We had no revenue for the six months ended February 28, 2013 to 2012.

Expenses:

For the six months ended February 28, 2013 we incurred $160,932 in expenses compared to $6,000 in the prior six months period. The increase was mainly due to professional fees we incurred for our form 10 and audits.

In the six months ended February 28, 2013 we incurred $11,836 in accrued interest on a related party loan.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations and needs to begin its business plan. There is no assurance that the Company can continue as a going concern.

Liquidity and Capital Resources

At February 28, 2013 the Company’s assets were $191,402 with liabilities of $346,334. The liabilities consisted of $330,000 related party loan and accounts payable of $16,334.

For the six months ended February 28, 2013 cash flows used in operations were 138,598 and cash flows provided by financing were $330,000.

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

New management loaned $175,000 in cash to TTI between June 1, 2011 and the close of its last fiscal year on August 31, 2012. No loan documents and no promissory note were generated to evidence this loan, and the loan was designated a non interest bearing loan. This loan was converted into 38,293,216 shares of TTI’s restricted common stock on September 4, 2012. The funds have been used to settle outstanding debts and taxes, bring TTI current under Texas law, rehire the TTI’s transfer agent, hire outside accountants to prepare an audit of the TTI and the successor company, JQ, retain legal counsel, and provide working capital.

TTI was a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), and filed reports under the 34 Act through February of 2000. From May, 2000 through September of 2009, TTI was delinquent and failed to file reports under the 34 Act due to its business reversals and its lack of operations.

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

Merger of TTI Industries, Incorporated into JuQun, Inc.

On September 5, 2012, TTI organized a wholly owned subsidiary in Nevada, under the name, JuQun Inc. On September 19, pursuant to the terms of an Agreement and Plan of Merger with Wholly Owned Subsidiary, TTI as parent Texas corporation, merged itself into JuQun, Inc., its Nevada subsidiary, with JuQun, Inc., the former Nevada subsidiary, becoming the surviving corporation. JQ is therefore the registrant herein.

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

Subsequent Events

Management has been actively looking for a business to acquire. Management had tentatively identified a possible business in China for acquisition, but any transaction is contingent on the business being able to obtain audited financials in accordance with US GAAP standards, and the ability of this identified business to obtain such audited financials is at this date uncertain.  Therefore, no decision has been made to proceed with the acquisition at this date.  As a result, management is continuing to look for a potential business for acquisition and because there has been no acquisition decision on the business previously identified , no information about this business has been included herein.

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

Item 1.Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	08/10/2012
3.2	By-Laws		10		3.2	08/10/2012
4.1	Specimen Stock Certificate		10		4.1	08/10/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

*

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JuQun, Inc.

Dated: April 22, 2013

By: /s/ Tom Chia Tom Chia, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)