Form 10-Q
period 2013-05-31
JuQun,Inc.
filed 2013-07-15
CIK 1559845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2013, the issuer had 68,825,188 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUQUN, INC.

FINANCIAL STATEMENTS

MAY 31, 2013

JUQUN, INC.
BALANCE SHEET

Assets:	May 31,	August 31,
Current Assets	2013	2012
Cash	$ 162,627	$ -
Accounts Receivable	-	-
Total Current Assets	162,627	-

Total Assets	$ 162,627	$ -

Liabilities:
Current Liabilities
Accounts Payable and Accrued Expenses	$ 21,475	$ -
Loan Payable - Related Party	330,000	175,000
Total Current Liabilities	351,484	175,000

Total Liabilities	351,475	175,000

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 5,000,000
shares, Issued 0 shares respectively	-	-
Common Stock par value $0.001 authorized 150,000,000
shares, Issued 68,825,188 and 30,531,972 shares, respectively	68,825	30,532
Additional Paid in Capital	4,810,208	4,664,501
Accumulated Deficit	(5,067,881)	(4,870,033)
Total Stockholders' Deficit	(188,848)	(175,000)

Total Liabilities and Stockholders' Deficit	$ 162,627	$ -

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Revenues	$ -	$ -	$ -	$ -
Costs of Services	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Professional Fees	28,028	-	168,838	-
Salaries	-	-	-	-
General and Administrative	3,897	3,000	12,183	9,000
Operating Expenses	31,925	3,000	181,021	9,000

Operating (Loss)	(31,925)	(3,000)	(181,021)	(9,000)

Gain (Loss) Before Other Expenses	(31,925)	(3,000)	(181,021)	(9,000)

Interest Expense	(4,991)	-	(16,827)	-

Net Income (Loss)	$ (36,916)	$ (3,000)	$ (197,848)	$ (9,000)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	68,825,188	30,531,972	68,825,188	30,531,972

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 1, 2011 TO MAY 31, 2013

					Additional
	Preferred	Preferred	Common	Stock	Paid in	Accumulated
	Shares	Stock	Shares	Amount	Capital	Deficit	Total
Balance September 1, 2011	-	$ -	30,531,972	$ 30,532	$4,652,501	$(4,693,033)	$(10,000)

Contributed Services - Officers	-	-	-	-	12,000	-	12,000
Net loss for the year	-	-	-	-	-	(177,000)	(177,000)
Balance August 31, 2012	-	-	30,531,972	30,532	4,664,501	(4,870,033)	(175,000)
Stock issued for Debt Reduction			38,293,216	38,293	136,707		175,000
Contributed Services – Officers	-	-	-	-	9,000	-	9,000
Net loss for the period	-	-	-	-	-	(197,848)	(197,848)
Balance May 31 2013		$ -	68,825,188	$68,825	$4,810,208	$(5,067,881)	(188,848)

The accompanying notes are an integral part of these financial statements.

JUQUNN, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	May 31,	May 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(197,848)	$(6,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	-	-
Contributed Services – Officers	9,000	6,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Inventory	-	-
Increase in Accounts Payable and Accrued Expenses	21,475	-
Net Cash (Used) in Operating Activities	(167,373)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Loan Payable - Related Parties	(170,000)	-
Proceeds from Loan Payable - Related Parties	500,000	-
Net Cash Provided by Financing Activities	330,000	-

Net (Decrease) Increase in Cash	162,627	-
Cash at Beginning of Period	-	-
Cash at End of Period	$162,627	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Shares issued for Debt Reduction	$175,000	$0

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2013

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,067,881 at May 31, 2013 and had a net loss of $197,848 and net cash used in operating activities of $167,373.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Loan from Majority Stockholder

At January 8, 2013 the Company repaid a loan of $170,000 from the Company’s majority stockholders, by issuing a check from The Company’s bank account.

At November 30, 2012 the Company repaid a loan of $175,000 from the Company’s majority stockholders, by issuing 38,293,216 shares of common stock. The price per share was calculated at $.00457, which was the result of the debt divided by the number of shares. As the Company has not established a market price for its stock no gain or loss on the extinguishment of this debt is recognized.

On September 19, 2012 the Company received a related party loan of $500,000 due upon demand. The Company has imputed interest of 6% on this loan and the liability is shown as part of accrued expenses with the expense recorded as interest on the statement of operations. At May 31, 2013 the Company had an accrued interest balance of $16,827.

Fair value of services

The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $1,000 per month and $9,000 for the nine months ended May 31, 2013and 2012.  These costs were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock.

There were no preferred shares issued and outstanding at May 31, 2012.

Common Stock

In September 2012 the Company changed its authorized stock to 150,000,000 and its par value to .001 per share. The financials have been adjusted for all periods presented to reflect this change.

At August 31, 2012 the Company had 30,531,972 issued and outstanding shares of common stock.

During the quarter ended November 30, 2012 the Company issued 38,293,216 shares for satisfaction of a debt of $175,000.  At May 31, 2013, the Company had issued and outstanding,  68,825,188 Common shares.

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

Net deferred tax assets consist of the following components as of August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$63,500	$ -

Less valuation allowance	(63,500)	-
Deferred tax assets, net of valuation allowance	$-	$-

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that  no other material subsequent events exist through the date of this filing.

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

The Company’s monthly burn rate is $22,000. For the nine months ended May 31, 2013, the Company has a net loss of approximately $198,000. To date management has been able to finance the initial phase of implementation of the Company’s business plan via loans from directors.

At May 31, 2013, we had approximately $162,000 in cash available as a result of the loans from our principle shareholders as referenced above. We estimate our monthly expenses moving forward will run approximately $20,000 per month, during which period we expect we will be identifying an operating business and negotiate and consummate an acquisition, and prepare and file a Form 8k disclosing the details of the acquisition, which we estimate to cost an additional $50,000. Our estimate of monthly expenses includes expenditures for office expense, accounting, legal, travel, and various filing fees, taxes and costs. The exact use of funds and the amount of expenditures are uncertain. If our estimates are correct, we should have sufficient cash on hand to cover these estimated expenses for approximately 7 months.

Operations Three and Nine Months Ended May 31, 2013

Revenue

We had no revenue for the Three or Nine months ended May 31, 2013.

Expenses:

For the nine months ended May 31, 2013 we incurred $197,848 in expenses compared to $9,000 in the prior nine months period. The increase was mainly due to professional fees we incurred for our form 10k and audits.

In the nine months ended May 31, 2013 we incurred $16,827 in accrued interest on a related party loan.

For the three months ended May 31, 2013 we incurred $36,916 in expenses compared to $3,000 in the prior three months period.  The increase was mainly due to professional fees we incurred for our form 10k and audits.  In the three months ended May 31, 2013 we incurred $4,991 in accrued interest on a related party loan.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations and needs to begin its business plan. There is no assurance that the Company can continue as a going concern.

Liquidity and Capital Resources

At May 31, 2013 the Company’s assets were $162,627 with liabilities of $351,475. The liabilities consisted of $330,000 related party loan and accounts payable of $21,475.

For the nine months ended May 31, 2013 cash flows used in operations were 167,373 and cash flows provided by financing were $330,000.

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

Statements contained in this Report, including statements regarding our search for and intended acquisition of an operating business, and our belief or current expectations with respect to our ability to negotiate and close on such an acquisition, are all forward-looking statements, and speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended May 31,2013.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: July 15 , 2013

By: /s/ Tom Chia Tom Chia, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)