Form 10-K
period 2013-08-31
JuQun,Inc.
filed 2013-12-23
CIK 1559845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number: 000-54823

JUQUN, INC.

 (formerly TTI INDUSTRIES, INCORPORATED.)

(Exact name of registrant as specified in its charter)

NEVADA	75-1939021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 12009 Marinia Del Rey, CA 90295 (US Agent)	213 400 2007 (US agent)
(Address of principal executive offices)	(Phone Number)

 INSERT OFFICE ADDRES AND TEL HERE

Registrant’s telephone number, including area code:

c/o Donald G. Davis, Esq.
Law Offices of Davis & Associates
PO Box 12009

213 400 2007

(legal counsel)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

i

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

As of August 31, 2013, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,505.71.

As of October 31, 2013, 26,166,643 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

All previously filled reports under the Securities Exchange Act of 1934

ii

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors, and elsewhere herein, and in other filings with the SEC."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

INTRODUCTION:

JuQun, Inc. (the “Company” or “JQ”), the successor upon a merger with TTI Industries, Incorporated, is a development stage company, and was incorporated under the laws of the State of Nevada on September 5, 2012.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or exchange of capital stock or other business combination with a domestic or foreign business.  The Company is still devoting substantially all of its efforts on locating a business and its has not initiated principal operations.

The Company’s monthly burn rate is $22,863 For the audited year ended August 31, 2013 the Company has a net loss of approximately $274,000. To date management has been able to finance the initial phase of implementation of the Company’s business plan via loans from directors.

At October 31, 2013, we had approximately $73,414 in cash available as a result of the loans from our principle shareholders as referenced above. We estimate our monthly expenses moving forward will run approximately $22,000 per month, during which period we expect we will be identifying an operating business and negotiate and consummate an acquisition, and prepare and file a Form 8k disclosing the details of the acquisition, which we estimate to cost an additional $50,000. Our estimate of monthly expenses includes expenditures for office expense, accounting, legal, travel, and various filing fees, taxes and costs. The exact use of funds and the amount of expenditures are uncertain. If our estimates are correct, we should have sufficient cash on hand to cover these estimated expenses for approximately 2 years.

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

TTI Industries, Incorporated

 TTI was incorporated in the State of Texas. Prior to May 6, 1998, TTI  operated under the name, “Environmental Plus, Inc.",  and conducted a business of construction and repair of industrial cooling towers mostly in Texas, Louisiana, and Arkansas, for electric utility companies.  The Company incurred operating losses in the second half of the 1990’s,  and in May of 1998, changed its name to TTI Industries, Incorporated and changed its trading symbol to TTIA.   In 2000, the Company’s management  formulated and initiated a new business plan for the production and sale of a series of pest control products for the home and garden, with an emphasis on products that were safe for children, pets and wildlife; environmentally friendly; priced at a low cost; and utilizing attractive animal-shaped designs.  Sufficient capital could not be located to pursue this business plan, the business was unsuccessful, and in March of 2002 the Company filed a Chapter 11 Bankruptcy proceeding in Santa Clara, California.  The Chapter 11 proceeding was converted to a Chapter 7 proceeding in December of 2002, and TTI was discharged from Bankruptcy on April 4, 2004.

From March 2002 to the present, TTI has not conducted any operations, and has existed as a shell public corporation.

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

Subsequent Event: Merger of TTI Industries, Incorporated into JuQun, Inc.

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

The loan proceeds have been used primarily to fund continuing legal work of outside attorneys, continuing work of outside auditors, the costs of the Company's transfer agent, Nevada State costs and fees, and the travel expenses of the Company's CEO, Tom Chia, and  his advisors, as Mr. Chia explores the acquisition of an operating business by the Company.

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

We are a Blank Check Shell Company

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

Employees

As of October 31,  2013, and for the proceeding several years we had no full or part time employees.

Consultants

The Company currently has no agreements with management consultants.

ITEM 1A.   RISK FACTORS

Doubt About the Company’s Ability to Continue as A Going Concern

The accompanying financial statements have been prepared assuming JQ will continue as a going concern.  JQ’s recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes JQ will continue to incur losses and negative cash flows from activities for the foreseeable future and will need additional equity or debt financing to sustain itself until it can acquire an operating business, and ultimately achieve profitability and positive cash flows, if ever. Management will likely seek additional debt and/or equity financing for JQ at some point in the future, but has no present plans to do so, and cannot assure that such financing when sought will be available, or available on commercially acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan to acquire an operating business, or that a successful acquisition will actually improve the Company’s operating results.

Acquisition Of  An Operating Business is Likely to Present Significant Risks.

It may be anticipated that the acquisition of an operating business will present significant risks. Many of these risks cannot be adequately identified prior to selection of the specific operating business, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's acquisition. There is a risk that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

Because the Executive Officers of the Company, who are also its principle shareholders, are residents of China, it is anticipated that the operating business to be acquired will be a China operating business. Assuming this is the case and a China business is acquired, the operation of a China business by a US company presents additional risks. Businesses operating in China are subject to state and local enterprise income tax, which can increase; there may be limited access to insurance covering such risks as business liability, loss of data, and business disruption insurance in China; the PRC government may find that arrangements for acquisition or operation of the operating business acquired do not comply with PRC government restrictions on foreign investment, with resulting penalties and other negative consequences, such as confiscation of income, revoking of business licenses, forced restructure of ownership or operations, or discontinuance of operations; uncertainties with respect to the PRC legal system could adversely such an acquired operated business; we may be relying on dividends paid by such an acquired China operating business for our cash needs in the US, or to pay dividends, and PRC restrictions on transferring capital out of the country may impede or preclude such transfers of capital out of China; fluctuations in the value of the Renminbi, the China currency, could also have a material adverse effect on such a China operating business. Risk factors such as these could cause significant negative impact on our business and the value of our stock, assuming we are successful in acquiring an operating business in China.

Lack of Diversification

Management anticipates that it will only participate in one potential business venture.   Assuming we are successful in acquiring a business, lack of diversification should be considered as a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

It Is Likely Existing Shareholders upon Successful Acquisition of an Operating Business Will Hold A Significantly Smaller Percentage of the Company.

With respect to any merger, acquisition, or other transaction, in negotiations with the target operating business, management expects to focus on the percentage of the Company which the target operating business equity holders and management would acquire in exchange for their holdings in the operating business.  Depending upon, among other things, the operating business' assets and liabilities, the Company's shareholders will in all likelihood hold a significantly lesser percentage ownership interest in the Company following any merger, acquisition, or other transaction with an operating business.

Issuance of Securities In Connection with the Acquisition of an Operating Business May Depress Future Public Trading Markets.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  The issuance of additional securities and their potential future sale, either as a result of registration, or as a result of an available exemption for resale of such securities,  into any future trading market which may develop in the Company’s securities, may depress the market value of the Company’s securities in the future. There of course is no assurance that a future public trading market will develop, although its management’s intention to seek to establish one, once an acquisition is made.

The Company will Incur Additional Costs As A Reporting Company

Because the Company is becoming a Reporting Company under the 34 Act, henceforth it will  incur significant legal and accounting costs, both in connection with any acquisition of a business opportunity, including the costs of preparing a Form 8-K to report such acquisition, and  also in connection with the Company’s continuing responsibilities to file Form 10Q quarterly reports, Form 10K Annual reports, event triggered Form 8-K reports,  and comply with other reporting and  legal requirements under the 34 Act.  The Company estimates it will spend $50,000 in legal and accounting expenses to acquire an operating business and complete and file the necessary Form 8K report. The Company estimates it will spend as much at least $30,000 per year in legal and accounting costs to maintain its filings under the 34 Act, and may spend considerably more, depending on the nature of the operating business ultimately acquired.

The Company Will Have Insignificant Capital  With Which to Attract A Business Acquisition

The Company has, and will continue to have, insufficient capital, and will be unable to provide the owners of a prospective operating business with any significant cash or other assets.   This may make it difficult to locate a suitable business for acquisition and negotiate and then consummate an acquisition.  Further, the owners of a business opportunity, once acquired by the Company, will incur significant post acquisition costs, including both the ongoing costs of operating as a 34 Act company, and  registration costs in the event they wish to register a portion of their shares for subsequent sale.

JQ Does Not Have Full Time Officers And Directors, And May Not Get Priority Attention to Its Affairs.

The officers and directors of the Company will devote only a portion of their time to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition. Management estimates that each officer will spend approximately 6 hours per month on Company matters at the outset. Directors will hold board meetings on an "as needed" basis. This will increase to full time once an operating business is identified and acquired. In addition, in the face of competing demands for their time, the officers and directors may grant priority to other business interest and activities they have or may develop.

 Need For Additional Capital

Depending on the capital available in the operating business, once acquired, the Company may not have sufficient funds to undertake any significant development, marketing, manufacturing of any products, or extension of operations of the acquired business.  In such event, the Company may be required to seek debt or equity financing or obtain funding from third parties.  If needed, there is no assurance that the Company would  be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products, business or operations of the operating business acquired.

The current state of the US and the World Economies May Negatively Impact the Ability to Raise Additional Capital.

The US has been in a serious recession for several years, Europe is slipping into another recession, and China growth appears to be slowing. Under these depressed economic conditions, it may be difficult or even impossible for the Company to attract additional capital. If additional capital cannot be attracted, and attracted on commercially reasonable terms, the Company may not be able to acquire an operating business, or may find it extremely challenging to operate the operating business, once acquired.

Management May Change Upon Acquisition Of Operating Business Without a Vote of Shareholders.

On the consummation of a transaction, it is possible that the present management of the Company will not be in control of the Company. In addition, a majority or all of the  Company's  officers  and  directors  may,  as  part  of  the  terms  of the  acquisition transaction,  resign and be replaced by new officers and  directors without a vote of the Company's shareholders.

ITEM 2.  PROPERTIES.

The Company owns no property.  It currently has  no rental space. The owner provides office space at no cost.

ITEM 3.  LEGAL PROCEEDINGS

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE.

PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock does not currently trade on any public market, and as a result there are no quotes available for its common shares.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

As of August 31, 2013, there are approximately  1,571 shareholders of record, including beneficial holders of the Company’s common stock, with  9,833,310 shares outstanding.

The Company had no Common shares in treasury stock as of Auguest 31, 2013.

The Company is authorized to issue up to 150,000,000 Common shares according to its Articles of Incorporation.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Debt Securities

None

Stock Purchase Warrants

The Company has no warrants, options or debt securities outstanding.

Recent Sales of Unregistered Securities

In September of 2012 the Company reversed split its stock, in effect, on a 1 to 7 basis, rounding up for fractional shares and changed its authorized stock to 150,000,000 shares at a par of $0.001 per share. The financials have been restated to reflect this split for all the periods presented herein.

At November 30, 2012 the Company repaid a loan of $175,000 from the Company’s majority stockholders, by issuing 38,293,216 shares of common stock. The price per share was calculated at $.00457, which was the result of the debt divided by the number of shares. The shares were issued in reliance on the exemption on registration under the Securities Act of  1933 provided by Section 4(1) thereof.

On September 24, 2013 the Company issued 16,333,333 shares to its officer, Tom Chia,  for services. The shares were issued in reliance on the exemption on registration under the Securities Act of  1933 provided by Section 4(1) thereof.

ITEM 6.  SELECTED FINANCAL DATA

As a "smaller reporting company" as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. Our audited  financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Business Plan

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2,500,000 and $5,000,000 in equity from restricted stock sales or other acceptable financing options over the 12 month period beginning in the first quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital for the first 6 months of operations, if at least $2.5 million has not been raised by the end of such period, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

We foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) research and due diligence; (d) pre-development plant costs; (e) product enhancements and technology partners; (f) new business development; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. To date management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, in uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Management has plans for the staged development of our business over the next twelve months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

In our 2011 Form 10-K/A, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

Summary and Outlook of the Business

Prior to May 6, 1998, TTI Industries, Incorporated (the "Company") operated under the name of Environmental Plus, Inc., and was primarily in the business of construction and repair of industrial cooling towers, mostly in Texas, Louisiana and Arkansas, for electric utility companies; and the marketing of a fire retardant foam as a fire fighting device for industrial use.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or exchange of capital stock or other business combination with a domestic or foreign business. The Company is still devoting substantially all of its efforts on locating a business and it has not initiated principal operations.

Revenues

The Company has recorded zero revenues for the past three fiscal years ended August 31, 2013, 2013 and 2012.

Operating Expenses

The Company expenses of $1,000 per month for services were provided without cost to the Company by its officers. Of the $274,367, $0 was valued for their services and $12,000 for office space. Since 2012, the expense of $12,000 per year has been offset to additional paid in capital. A majority of our operating expenses in the year ended August 31, 2013 have been for professional services for legal and accounting services. Such professional services totaled $195,111 for  the year ended August 31, 2013.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,144,400 at August 31, 2013 and had a net loss of  $274,367 and net cash used in operating activities of $189,911.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

The Company is currently illiquid.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, as well as successful implementation of its business plan.  In the last fiscal year, the Company has been funded by its board members. Whether we will be successful in obtaining additional capital, or obtaining such capital on commercially reasonable terms, and whether we can begin to generate and then significantly increase revenues, is uncertain.

As of August 31, 2013 and 2012, total current assets were $0.

As of August 31, 2013, total current liabilities were $402,456 which consisted of $330,000 of loans payable to related parties.  As of August 31, 2012, total current liabilities were $175,000, which consisted of loans payable to related parties.

During the period from September 1, 2012 to August 31, 2013 net cash used by operating activities was $189,911.   From August 31, 2011 to August 31, 2012 net cash used by operating activities was $175,000.

Cash flows from financing activities for the period from September 1 to August 31, 2013 were $330,000, consisting of proceeds in the amount of $330,000from loans from related parties.

Set forth below is a table indicating the amounts from loans to the Company, with the identity of each lender set forth. The Company has no commitments from such persons for further funding, and it is unknown whether such persons might lend further sums if needed in the future.

		Amount
Name	Address	Paid	Consideration
Tom Chia	Juqun Network Technology Co., Ltd. 19/F 179 N. Tianhe Road, Guangzhou, China	$0	Cash Loan
Paul Wong	Juqun Network Technology Co., Ltd. 19/F 179 N. Tianhe Road, Guangzhou, China	$0	Cash Loan
Totals		$0

Critical Accounting Policies

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time a product is shipped.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Liquidity

At October 31, 2013, we had approximately $74,000 in cash available as a result of the loans from our principle shareholders as referenced above. We estimate our monthly expenses moving forward will run approximately $23,000 per month, during which period we expect we will be identifying an operating business and negotiate and consummate an acquisition, and prepare and file a Form 8k disclosing the details of the acquisition, which we estimate to cost an additional $50,000. Our estimate of monthly expenses includes expenditures for office expense, accounting, legal, travel, and various filing fees, taxes and costs. The exact use of funds and the amount of expenditures are uncertain. If our estimates are correct, we should have sufficient cash on hand to cover these estimated expenses for approximately 2 years

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at August 31, 2013.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Off-Balance Sheet Arrangements

The Company’s majority shareholders Paul Wong and Tom Chia paid $90,000 personally to purchase the existing shares of TTI held by three shareholders and to pay expenses associated with this transaction on the buyer’s behalf.  This was a transaction outside of TTI and is not a transaction that would appear on TTI’s books.

Recent Accounting Pronouncements

In September 2009, Accounting Standards Codification ("ASC") became the source of authoritative GAAP recognized by the Financial Accounting Standards Board ("FASB") for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN DFINAIALS DISCLOSURES

JUQUN, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2013

(AUDITED)

Terry L. Johnson, CPA

406 Greyford Lane, Casselberry, Florida 32707

Phone: (407)721-4753  Fax: (866)813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors JuQun, Inc., Inc.,

I have audited the accompanying balance sheets of JuQun, Inc. as of August 31, 2013 and 2012 and the statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JuQun, Inc. as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the year period ended August 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

December 20, 2013

JUQUN, INC.
BALANCE SHEET

Assets:	August 31,	August 31,
Current Assets	2013	2012
Cash	$ 140,089	$ -
Accounts Receivable	-	-
Total Current Assets	140,089	-

Total Assets	$ 140,089	$ -

Liabilities:
Current Liabilities
Accrued Expenses	$ 72,456	$ -
Loan Payable - Related Party	330,000	175,000
Total Current Liabilities	402,456	175,000

Total Liabilities	402,456	175,000

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.001 authorized 5,000,000 shares none issued

Common Stock par value $0.001 authorized 150,000,000
shares, Issued 9,833,310 and 4,362,851 shares, respectively	9,833	4,363
Additional Paid in Capital	4,872,200	4,690,670
Accumulated Deficit	(5,144,400)	(4,870,033)
Total Stockholders' Deficit	(262,367)	(175,000)

Total Liabilities and Stockholders' Deficit	$ 140,089	$ -

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,	August 31,
	2013	2012
Revenues	$ -	$ -
Costs of Services	-	-

Gross Margin	-	-

Operating Expenses:
Professional Fees	195,111	139,980
Salaries	-	-
General and Administrative	57,439	37,020
Operating Expenses	252,550	177,000

Operating (Loss)	(252,550)	(177,000)

Gain (Loss) Before Interest Expense	(252,550)	(177,000)

Interest	(21,817)	-

Net Income (Loss)	$ (274,367)	$ (177,000)

Loss per Share, Basic &
Diluted	$ (0.03)	$ (0.04)

Weighted Average Shares
Outstanding	9,788,347	4,362,851

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 1, 2011 TO AUGUST 31, 2013

					Additional
	Preferred	Preferred	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 1, 2011			4,362,851	$4,363	$4,678,670	$(4,693,033)	$(10,000)

Contributed Services – Officers			-	-	12,000	-	12,000
Net loss for the period			-	-	-	(177,000)	(177,000)
Balance August 31, 2012			4,362,851	$4,363	4,690,670	(4,870,033)	(175,000)
Shares issued for Debt			5,470,459	5,470	169,530		175,000
Contributed Services – Officers			-	-	12,000	-	12,000
Net loss for the period			-	-	-	(274,367)	(274,367)
Balance August 31, 2013			9,833,310	$9,833	$4,872,200	$(5,144,400)	(262,367)

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,	August 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (274,367)	$ (177,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	-	-
Contributed Services - Officers	12,000	12,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Inventory	-	-
Increase in Accrued Expenses	72,456	(10,000)
Net Cash (Used) in Operating Activities	(189,911)	(175,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan Payable - Related Parties-Net	330,000	175,000
Net Cash Provided by Financing Activities	330,000	175,000

Net (Decrease) Increase in Cash	140,089	-
Cash at Beginning of Period	-	-
Cash at End of Period	$ 140,089	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Franchise and Income Taxes	$0	$0
Stock issued for Debt	$ 175,000
-
The accompanying notes are an integral part of these financial statements.

JUQUN, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JuQun Inc., formerly TTI Industries, Incorporated. (the Company), was incorporated in the State of Nevada on September 5, 2012, by its predecessor, TTI Industries, Incorporated (“TTI).

On September 19, 2012, pursuant to the terms of an agreement and plan of merger, TTI merged itself into Juqun, Inc. with Juqun, Inc becoming the surviving corporation.

TTI had acquired all of the outstanding stock in the Company, htat being 10,000 shares, for a $5,000 promissory note, and on completion the note was cancelled and the 10,000 shares were cancelled. At the time of the agreement the Company had zero assets and liabilities.

 TTI was incorporated in the State of Texas. Prior to May 6, 1998,TTI  operated under the name, “Enviromental Plus, Inc.,  and conducted a business of construction and repair of industrial cooling towers mostly in Texas, Louisiana, and Arkansas, for electric utility companies.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2013.

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

Reverse Stock Split

In September of 2012 the Company reversed split its stock, in effect, on a 1 to 7 basis, rounding up for fractional shares and changed its authorized stock to 150,000,000 shares at a par of $0.001 per share. The financials have been restated to reflect this split for all the periods presented herein.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,144,400 at August 31, 2013 and had a net loss of $274,367 for the year.

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

On September 19, 2012 the Company received a related party loan of $500,000 due upon demand. In January this loan was reduced by $170,000 to $330,000. The Company has imputed interest of 6% on this loan and the liability is shown as part of accrued expenses with the expense recorded as interest on the statement of operations. At August 31, 2013 the Company had an accrued interest balance of $21,816.

Fair value of services

The sole officer and director provided, without cost to the Company, his services, valued at $1300 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $1,500 per month and $12,000 for the year ended August 31, 2013. .  These costs were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

We are authorized to issued 5,000,000 shares of preferred stock with a par value of .001.

There were no preferred shares issued and outstanding at August 31, 2013.

Common Stock

In September 2012 the Company changed its authorized stock to 150,000,000 and its par value to .001 per share. The financials have been adjusted for all periods presented to reflect this change.

At August 31, 2012 the Company had 30,531,972 issued and outstanding shares of common stock pre split.

During the quarter ended November 30, 2012 the Company issued 38,293,216 pre split  shares for satisfaction of a debt of $175,000.

The post split shares were 4,362,851 shares at August 31, 2012 and 5,470,459 shares for the debt satidfaction resulting in total outstanding at August 31, 2013 of 9,833,310.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Net deferred tax assets consist of the following components as of August 31, 2013 and 2012:

	August 31, 2013		August 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$490,861		$165,000

Less valuation allowance	(490,861)		(165,000)

Deferred tax assets, net of valuation allowance	$-	$	- -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2013 and 2012 due to the following:

	2013	2012

Book Income	$(274,367)	$(177,000)
Non deductible expenses	12,000	12,000
Valuation allowance	262,367	165,000
	$-	$-

At August 31, 2013, the Company had net operating loss carry forwards of approximately $491,000 that may be offset against future taxable income from the year 2013 to 2032. No tax benefit has been reported as of August 31, 2013.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than below no material subsequent events exist through the date of this filing.

- On September 24, 2013 the Company issued 16,333,333 shares to its officer for services.

ITEM 9  DISCLOSURES

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013..  Based on this assessment, management has concluded that, as of August 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

For the year ended August 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION

Tom Chia	32	Chairman, President, Chief Executive Officer and Secretary
Paul Wong	56	Director, Chief Operating Officer and Treasurer
Ricky Pon	49	Director

Li Huang	57	Director

Chia, Shee Tong Tom (Tom Chia), age 32, is a citizen of Malaysia, and currently resides in Guangzhou, China.  He was elected on June 4, 2012, and currently serves as the Company’s Chairman of the Board of Directors, its President, Chief Executive Officer, and Corporate Secretary.

From February of 2010 through May of 2012, Mr. Chia served as the Non Executive Director for Jiekuwang.  The company’s business is information technology development.  Mr. Chia was responsible for making and ensuring that the board of director fulfills its main objectives. From April of 2007 through January of 2010, Mr. Chia served as a Non Executive Director of Ultrix Projects (Malaysia) SDN.BHD, a company specializing in the sale, leasing and management of Commercial Property, and as a contractor providing building materials and supplies for the Real Estate construction industry in Malaysia.  Mr Chia had a senior management level position as a non-executive director, and was responsible for coordinating activities of the various divisions of the company.  From January 2005 through August of 2009, Mr. Chia served as the Executive Director of Kumpulan Sutra (Malaysia) SDN.BHD, a Company engaged in the marketing and sale of cleaning equipment and cleaning supplies and chemicals through out the Southern Region of Malaysia.  Mr. Chia was a member of the Board of Directors of this Company, and was responsible for overall direction of the Company’s business activities.

Mr. Chia earned a Bachelor Degree of Arts in Psychology from Inti International College Subang, Malaysia in 1999.

Wong, Chi Wai, (Paul Wong)  age 56, is a citizen of China and currently resides in Guangzhou, China.  He also maintains a US green card, and travels back and forth to New York to over see family businesses there.  Mr. Wong was elected to the Board of Directors of the Company on June 4, 2012, and currently serves on the Board and as the Company’s Chief Financial Officer, Chief Operating Officer and Treasurer.

From 2006 through May of 2013, Mr Wong served as the Director for  Citichamp Investment Limited.   The company is engaged in the business of investment.  Mr. Wong’s duties included management.  From 1995 through 2005, Mr. Wong served as Assistant Manager of U2 Electronics, a company engaged in the business of home appliance and electronics sales, in America.  Mr Wong’s duties included shop management.

Li Huang, age 57, has worked for Epitomics, Inc, a company in the business of producing Antibody materials, as a research associate, since August of 2009. She also currently works part time for Adscrafit, Inc., an company in the business of providing internet advertising, where she serves as Business development manager and Corporate Secretary. From 2008 through July of 2009, Ms. Huang worked for Vscoop HK/USA, a virtual world gaming and social network company, where she was a project manager. From 2004 through 2008, Ms. Huang worked for Shogee, Inc., a 3D animation company, where she served as a Project Vice President and as Corporate Secretary.

Ms. Huang is a US citizen, and resides in Sunnyvale, California. She graduated from South China University of Technology in Guangzhou, China, after completing her Bachelor of Science and her Masters Degree in Biochemical Engineering.

Ricky Pon, age 49, currently works as the press agent and marketing representative for Cordial Concepts, a company in the business of recycling and redemption center from 2011. From 2002 through 2011, Mr. Pon worked for Verizon, a telecom company, where he was a technician manager.

Mr. Pon is a US citizen, and resides in New York City. He graduated from Dutchess Comm College in New York, after completing his Associate of Business and his Bachelor Degree in Business in Mercy College.

There are no family relationships between Mess Tom Wai. Pond, or  Huang. There is currently no arrangement known to the Registrant, including any pledge by any person of securities of the Registrant or any of its parents, the operation of which may at a subsequent date result in a further change in control of the Registrant.

Directors remain in office until their successors are elected or appointed.

The Company's principle shareholders are Tom Chia and Paul Wong. They are both residents of China, with significant hands on business experience, and Mr Chia's experience has been with companies operating in the Far East. They decided they want to acquire a US company which could be taken public on the US stock markets, and use it to acquire an operating business in China. They have chosen TTI (now Juqun, Inc.) for that purpose. They acquired a controlling interest in the Company, and then selected themselves as the initial two directors to replace the previous caretaker directors. In summary they selected the Company, rather then the Company selecting them.

Acting as the Board of Directors, they have chosen Mr. Pon to be one of the directors, because he is Chinese, he is a US citizen and resides within the US, and because he has business experience with US companies and operations, with particular experience in communications.

They have chosen Ms.Huang because she is Chinese, she is a US citizen and resides in the US, and she has significant experience with the internet and with advertising as it is conducted in the US.

Beyond their indicated experience, the two outside directors were chosen by the two controlling shareholder/directors because of their personal friendship with these two individuals, and the fact that the two outside directors are both originally natives of China and understand its culture and business perspective, while at the same time are now living and working in the US and understand the US culture and business perspective.

Beyond the above attributes, the two outside  Directors have no other particular specific experience, qualification, attributes or skills  pertaining to their selection and service as Directors of the Company.

Stock Option Plan

We do not maintain any equity incentive or stock option plan.  Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any officers.  We do, however, anticipate adopting a non-qualified stock option plan where we will be granting our officers options to purchase shares of common stock  at some point in the future.

ITEM 6.   EXECUTIVE COMPENSATION

We have not paid any compensation to our officers or directors during the three most recent fiscal years, and currently have no plans to do so until after we combine with an operating business.

ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Messrs Tom Chia and Paul Wong together loaned $175,000 in cash to the Company between June 1, 2011 and the close of its last fiscal year on August 31, 2012 .    No loan documents and no promissory notes were generated to evidence these loans and the loans are designated a non interest bearing loan . This loan was converted into 38,293,216 shares of TTI's restricted common stock on September 4, 2012.

The funds have been used to settle outstanding debts and taxes, bring TTI current under Texas law, rehire the TTI's transfer agent, hire outside accountants to prepare an audit of the TTI and the successor company, JQ, retain legal counsel, and provide working capital.

On September 26, 2012, immediately after consummation of the merger, Tom Chia loaned the sum of $500,000 to the Company, to be used as working capital. This loan was made, but no loan documents and no promissory note were generated to evidence this loan, and the loan has been designated a non interest bearing loan.

The loan proceeds will be used primarily to fund continuing legal work of outside attorneys, continuing work of outside auditors, the costs of the Company's transfer agent, Nevada State costs and fees, and the travel expenses of the Company's CEO, Tom Chia, and perhaps his advisors, as Mr. Chia explores the acquisition of an operating business by the Company.

 Messrs Tom Chia and Paul Wong together loaned $500,000 in cash to the Company between September 1, 2012 and the close of its last fiscal year on August 31, 2013.    No loan documents and no promissory notes were generated to evidence these loans and the loans are designated a non interest bearing loans. Between Sepember 1, 2013 and October 31, 2013, a further -0- in loans was made on the same basis.  These funds have been used for working capital and operating expenses.

Independent Directors

Ricky Pon and Li Huang are independent directors, as they are not part of the Company's management and do not own shares of the Company's stock.

The remaining two directors, Messrs Tom Chia and Paul Wong, in the aggregate own a controlling shareholder interest in the Company and serve as its executive officers, and are not considered independent.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Our officers and director are very knowledgeable about China business, and areas of current business opportunity in China, and have many investments and relationships with key sectors of the China economy. We intend to rely on their expertise and their relationships and contacts in China, in connection with our search for, selection of, and negotiation of terms for acquisition of a business. As a result, we deem it likely that the operating business ultimately to be acquired will be in China. It is quite possible that one or more or our officers or directors will have investments in, or relationships with the operating business we ultimately acquire. We plan to remain open to the prospect of an acquisition of an operating business in which one or more of them is already involved. As a result, the Board of Directors has declared as a policy that the Company may transact business with some of our officers, directors and affiliates, as well as with firms in which one or more of our officers, directors or affiliates have a material interest. In such event there likely will be potential conflicts which will arise between the respective interests of the Company and the dual interests of such persons, or their related persons or entities. We believe that such transactions can be be effected on terms at least as favorable to us as those available from unrelated third parties.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, our executive officers, directors and the holders of 10% or more of our Common Stock  have not complied with Section 16(a) filing requirements.  However, there is currently no public market in which our equity securities trade.

Indemnification

Under Nevada corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

We have not paid any compensation to our officers or directors during the three most recent fiscal years, and currently have no plans to do so until after we combine with an operating business.  We have no employment agreements with any officers or directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth certain information regarding our common stock beneficially owned on September 31, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner	No. of Shares	Percent of Voting Power
Tom Chia	4,163,802	42.35%
Paul Wong	4,163,802	42.35%
All executive officers and directors, as a group (4 people)	8,327,604	84.7%

(1)

Unless otherwise indicated, the persons or entities identified herein have sole voting and investment power with respect to the shares shown as beneficially held by them, subject to community property laws where applicable.

(2)

Applicable percentage of ownership is based on 9,832,170 shares of Common Stock outstanding as of September 31 , 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Act of 1934 and generally includes voting or investment power with respect to such securities. Shares of Common Stock subject to securities exercisable for or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days are deemed to be beneficially owned by the person holding such options, warrants, rights, conversion privileges or similar obligations, for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  There are no such items outstanding.

ITEM  13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

Director Independence

The Board of Directors has determined that Ricky Pond and  Li Huang are “independent” directors, meeting all applicable independence requirements of the SEC, including Rule 10A-3(b)(1) pursuant to the Exchange Act. In making this determination, the Board of Directors affirmatively determined that neither of them has any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Anton & Chia LLP, 4400 MacArthur Blvd, Suite 970, Newport Beach, California 92660   is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed b y our audting firm for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $5,000 f or the year ended August 31, 2013 and $2,500 for the fiscal year ended August 31, 212.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits:

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, from earlier filings under the Securities Exchange Act of 1934.

2.1

Agreement And Plan of Merger Consummated September 19, 2012.

3.1

Articles of Incorporation of Juqun, Inc.

3.2

Bylaws for Juqun, Inc.

4.1

Specimen Stock Certificate

31.1*

Certification of the registrant's Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*

Certification of the Company's Chief Executive Officer and Chief Accounting Officer  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned , thereunto duly authorized.

JuQun, Inc.

Date: December 16, 2013	By:	/s/ Tom Chia
Tom Chia
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JuQun, Inc.

Date: December 16, 2013	By:	/s/ Tom Chia
Tom Chia
Financial and Accounting Officer)