Form 10-Q
period 2013-11-30
JuQun,Inc.
filed 2014-01-21
CIK 1559845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[ ]        No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2013, the issuer had 26,166,643 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JUQUN, INC.

FINANCIAL STATEMENTS

November 30, 2013

JUQUN, INC.
BALANCE SHEET

Assets:	November 30,	August 31,
Current Assets	2013	2013
Cash	$42,450	$140,089
Accounts Receivable	-	-
Total Current Assets	42,450	140,089

Total Assets	$42,450	$140,089

Liabilities:
Current Liabilities
Accrued Expenses	$55,563	$72,456
Loan Payable - Related Party ;	330,000	330,000
Total Current Liabilities	385,563	402,456

Total Liabilities	385,563	402,456

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.001 authorized 5,000,000 shares none issued

Common Stock par value $0.001 authorized 150,000,000
shares, Issued 26,166,643 and 9,833,310 shares, respectively	26,167	9,833
Additional Paid in Capital	5,381,369	4,872,200
Accumulated Deficit	(5,750,649)	(5,144,400)
Total Stockholders' Deficit	(343,113)	(262,367)

Total Liabilities and Stockholders' Deficit	$ 42,450	$140,089

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 13,	November 30,
	2013	2012
Revenues	$ -	$ -
Costs of Services	-	-

Gross Margin	-	-

Operating Expenses:
Professional Fees	61,950	120,431
Stock for Services	522,503	-
General and Administrative	16,860	7,682
Operating Expenses	601,313	128,113

Operating (Loss)	(601,313)	(128,113)

Gain (Loss) Before Interest Expense	(601,313)	(5,918)

Interest	(4,936)	-

Net Income (Loss)	$ (606,249)	$(134,031)

Loss per Share, Basic &
Diluted	$ (0.03)	$ (0.02)

Weighted Average Shares
Outstanding	22,038,438	5,721,151

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 1, 2012 TO NOVEMBER 30, 2013

					Additional
	Preferred	Preferred	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 1, 2012			4,362,851	$4,363	$4,690,670	$(4,870,033)	$(175,000)
Shares issued for debt			5,470,459	5,470	169,530		175,000
Contributed Services – Officers			-	-	12,000	-	12,000
Net loss for the period			-	-	-	(274,367)	(274,367)
Balance August 31, 2013			9,833,310	$9,833	$4,872,200	$(5,144,400)	(262,367)
Shares issued for Services			16,333,333	16,334	506,169		522,503
Contributed Services – Officers			-	-	3,000	-	3,000
Net loss for the period			-	-	-	(606,249)	(606,249)
Balance November 30, 2013			26,166,643	$26,167	$5,381,369	$(5,750,649)	(343,113)

The accompanying notes are an integral part of these financial statements.

JUQUN, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,	November 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (606,249)	$(134,031)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	522,503	-
Contributed Services – Officers	3,000	3,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Inventory	-	-
Increase (Decrease) in Accrued Expenses	(16,893)	20,148
Net Cash (Used) in Operating Activities	(97,639)	(110,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan Payable - Related Parties-Net	-	500,000
Net Cash Provided by Financing Activities	-	500,000

Net (Decrease) Increase in Cash	(97,639)	389,117
Cash at Beginning of Period	140,089	-
Cash at End of Period	$42,450	$389,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Franchise and Income Taxes	$0	$0

-
The accompanying notes are an integral part of these financial statements.

JUQUN, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,750,649 at November 30, 2013 and had a net loss of $606,249 for the quarter.

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

On September 19, 2012 the Company received a related party loan of $500,000 due upon demand. In January this loan was reduced by $170,000 to $330,000. The Company has imputed interest of 6% on this loan and the liability is shown as part of accrued expenses with the expense recorded as interest on the statement of operations. At November 30, 2013 the Company had an accrued interest balance of $28,810

On September 24, 2013 the Company issued to its officer 16,333,333 shares for services. As the Company’s stock does not trade, the value assigned t such shares were at the value derived from when the company retired debt which was .03199 per share, which resulted in an expense of stock for services of $522,503.

Fair value of services

The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $1,000 per month and $3,000 for the quarter ended November 30, 2013.   These costs were reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

We are authorized to issued 5,000,000 shares of preferred stock with a par value of .001.

There were no preferred shares issued and outstanding at November 30, 2013.

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

During the quarter ended November 30, 2013 16,333,333 shares were issued to its officer for services valued at the price which the company reduced debt of.03199 per share resulting in an expense of $522,503.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that  no material subsequent events exist through the date of this filing, with the exception of the proposed issuance to 2,000,000 million restricted shares of the company's common stock to Tom Chia in exchange for the cancellation of $60,000 in outstanding debt owed.  These shares have been approved for issuance, but at this date have not yet been issued.

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

The Company’s monthly burn rate is $28,000. For the three months ended November 30, 2013, the Company has a net loss of approximately $606,249, of which 522,503 was non cash stock for services expense. To date management has been able to finance the initial phase of implementation of the Company’s business plan via loans from directors.

At November 30, 2013, we had approximately $42,450 in cash available as a result of the loans from our principle shareholders as referenced above. We estimate our monthly expenses moving forward will run approximately $28,000 per month, during which period we expect we will be identifying an operating business and negotiate and consummate an acquisition, and prepare and file a Form 8k disclosing the details of the acquisition, which we estimate to cost an additional $20,000. Our estimate of monthly expenses includes expenditures for office expense, accounting, legal, travel, and various filing fees, taxes and costs. The exact use of funds and the amount of expenditures are uncertain. We may need to raise additional funds to pay for the costs associated with this.

Operations Three Months Ended November 30, 2013 Compared to November 30, 2012

Revenue

We had no revenue for the Three  months ended November 30, 2013 or  the three months ended November 30, 2012.

Expenses

For the three months ended November30, 2013 we incurred $606,249, in expenses compared to $_134,031 during the same period last year.  The increase was mainly due to stock for services non cash expense of $522,503. After deducting that the company incurred $83,746 in costs down from $134,031 in the prior year. Costs were down as professional expenses decreased.

In the three months ended November 30, 2013 we incurred $4936 in accrued interest on a related party loan compared to $5,918 in the previous year as out debt total decreased.

Net Loss

During the three months ended November 30, 2013 we lost $606,249 compared to $134,031 for the same period in the prior year. The difference of $472,218 was mainly stock for services.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations and needs to begin its business plan. There is no assurance that the Company can continue as a going concern.

Liquidity and Capital Resources

At November 30, 2013 the Company’s assets were $42,450, with liabilities of $385,563. The liabilities consisted of $330,000 related party loan and accounts payable of $55,563.

For the three months ended November 30, 2013 cash flows used in operations were $97,639.

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

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no binding arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity at this date, but we are in serious discussions with a British Virgin Islands Company owned by Tom Chia, our Chairman and Chief Executive Officer, which Company has through a serious of contracts, obtained the bulk of the beneficial interest in an operating company operating in ChiaNo assurances can be given that we will successfully conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended November 30,2013.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

See above

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

Dated: January 21,2013

By: /s/ Tom Chia Tom Chia, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)